Form 10QSB
period 2008-03-31
RICKY'S BOARD SHOP INC
filed 2008-04-30
CIK 1420046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-145088

RICKY’S BOARD SHOP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5605395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2904 E. Francis, Spokane, Washington	99208
(Address of principal executive offices)	(Zip Code)

(509) 385-3953
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 2008:

7,905,000

RICKY’S BOARD SHOP, INC.

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form S-1, originally filed with the Commission on February 27, 2008, and subsequent amendments made thereto.

Ricky’s Board Shop, Inc.

(a Development Stage Company)

Condensed Balance Sheet

March 31,
Assets	2008

Current assets:
Cash	$30,535
Inventory	4,925
Total current assets	35,460

Fixed assets, net of accumulated depreciation of $322	478

$35,938

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$425
Accrued interest	1,312
Note payable	10,000
Total current liabilities	11,737

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 7,905,000 shares issued and outstanding	7,905
Additional paid-in capital	39,068
(Deficit) accumulated during development stage	(22,772)
24,201

$35,938

The accompanying notes are an integral part of these financial statements.

Ricky’s Board Shop, Inc.

(a Development Stage Company)

Condensed Statements of Operations

	For the three months ended		September 19, 2006
	March 31,		(Inception) to
	2008	2007	March 31, 2008

Revenue	$-	$-	$-

Expenses:
Depreciation expense	66	55	321
Executive compensation	-	-	7,500
General and administrative expenses	8,958	2,217	13,616
Total expenses	9,024	2,272	21,437

Operating loss	(9,024)	(2,272)	(21,437)

Other expenses:
Interest expense	(262)	(265)	(1,335)
Total other expenses	(262)	(265)	(1,335)

(Loss) before provision for income taxes	(9,286)	(2,537)	(22,772)

Provision for income taxes	-	-	-

Net (loss)	$(9,286)	$(2,537)	$(22,772)

Weighted average number of
common shares outstanding – basic
and fully diluted	7,905,000	7,500,000

Net (loss) per share –
basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ricky’s Board Shop, Inc.

(a Development Stage Company)

Condensed Statements of Cash Flows

	For the three months ended		September 19, 2006
	March 31,		(Inception) to
	2008	2007	March 31, 2008
Cash flows from operating activities
Net (loss)	$(9,286)	$(2,537)	$(22,772)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	-	-	7,500
Amortization of warrants issued for financing costs	-	6	23
Prepaid expenses and deposits	66	55	321
Changes in operating assets and liabilities:
(Increase) in inventory	(4,925)	-	(4,925)
Increase in accounts payable	-	-	425
Increase in accrued interest	262	259	1,312
Net cash (used) by operating activities	(13,883)	(2,217)	(18,116)

Cash flows from investing activities
Purchase of fixed assets	-	(799)	(799)
Net cash provided by investing activities	15,275		15,275

Cash flows from financing activities
Proceeds received from note payable	-	-	10,000
Donated capital	-	-	50
Issuances of common stock, net	-	-	39,400
Net cash provided by financing activities	-	-	49,450

Net (decrease) increase in cash	(13,883)	(3,016)	30,535
Cash – beginning	44,418	10,050	-
Cash – ending	$30,535	$7,034	$30,535

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services – related party	$-	$-	$7,500
Number of shares issued for services – related party	-	-	7,500,000
Amortization of warrants issued for financing costs	$-	$6	$23
Number of warrants issued for financing costs	-	-	200,000

The accompanying notes are an integral part of these financial statements.

Ricky’s Board Shop, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 1 – Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in the Company's Form S-1 registration statement.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – History and organization of the company

The Company was organized September 19, 2006 (Date of Inception) under the laws of the State of Nevada as Ricky’s Board Shop, Inc.  The Company has no revenues and in accordance with SFAS #7, the Company is considered a development stage company.  The Company was initially authorized to issue 100,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $0.001 par value preferred stock.

The business of the Company is to sell outdoor sporting goods and equipment via the Internet.  The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company had a net loss of $22,772 and had no sales for the period from September 19, 2006 (inception) to March 31, 2008.  Management recently conducted a public offering of its common stock for cash.  However, the future of the Company is dependent upon its ability to obtain additional financing and upon future profitable operations from the development of its new business opportunities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 – Debt and interest expense

On December 8, 2006, the Company conducted a private offering of debt securities, whereby it secured $10,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon was due December 8, 2007, and is currently past due.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  As of March 31, 2008 and 2007, the Company recorded interest expense of $262 and $265, respectively, related to the note payable.

In connection with the debt offering, the note-holder was issued warrants to purchase shares of the Company’s par value common stock.  Resultantly, a discount of $23 was attributed to the value of the note, which amount was amortized over a period of 12 months.  Through the year ended December 31, 2007, the full amount of $23 has been amortized and recorded as interest expense related to the warrants.  See note 6 for additional discussion regarding the issuance of warrants.

Ricky’s Board Shop, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 5 – Stockholders’ equity

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $0.001 par value preferred stock.

On October 26, 2006, an officer and director of the Company donated cash in the amount of $50.  The entire amount is considered donated capital and recorded as additional paid-in capital.

On December 27, 2006, the Company issued 7,500,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $7,500.

On November 26, 2007, the Company issued 405,000 shares of its par value common stock in a private placement offering for total gross cash proceeds in the amount of $40,500.  Total offering costs related to this issuance was $1,100.

As of March 31, 2008, there have been no other issuances of common or preferred stock.

Note 6 – Warrants and options

As of September 19, 2006, the date of inception, there were no warrants outstanding.

On December 8, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to one non-affiliated entity in conjunction with a bridge loan agreement.  The warrant holder was granted the right to purchase 200,000 shares of common stock of the Company for an aggregate purchase price of $22,000 or $0.11 a share.  The aggregate fair value of such warrants totaled $23 based on the Black Scholes Merton pricing model using the following estimates: 6% risk free rate, 100% volatility and expected life of the warrants of approximately 5 years.

The following is a summary of the status of all of the Company’s stock warrants as of the year ended December 31, 2007 and through the three month period ended March 31, 2008:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2007	200,000	$ 0.11
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2007	200,000	$ 0.11
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at March 31, 2008	200,000	$0.11
Options exercisable at December 31, 2007	200,000	$ 0.11
Options exercisable at March 31, 2008	200,000	$ 0.11

Ricky’s Board Shop, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 6 – Warrants and options (continued)

The following tables summarize information about stock warrants outstanding and exercisable at March 31, 2008:

	STOCK WARRANTS OUTSTANDING
Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.11	200,000	3.75	$ 0.11
	200,000	3.75	$ 0.11

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.11	200,000	$ 0.11
	200,000	$ 0.11

As of March 31, 2008, there were no other warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Related party transactions

In 2006, the Company issued 7,500,000 shares of its no par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $7,500.

In 2006, a shareholder, officer and director of the Company donated $50 in cash to the Company.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

On January 29, 2008, the Company purchased inventory of $4,925 from a company owned and materially controlled by a shareholder, officer and director of the Company.

The Company does not lease or rent any property.  Office services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Ricky’s Board Shop, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Ricky’s Board Shop’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview

Ricky’s Board Shop, Inc. was incorporated in the State of Nevada on September 19, 2006.  We are a development stage company with the goal of establishing ourselves as an on-line retailer of recreational sports equipment.  We plan to sell hard and soft goods from such manufacturers as: Hyperlite, Ronix, HO, Radar, Oakley, Utopia, No Fear, SixSixOne, Sunlines, No Fear, SoCal, Northwest Riders, The Shop and DC.  We have initiated our development and start-up activities, but have not commenced planned principal operations.  We have formed our corporate identity and begun preliminary planning of our proposed web site, published at www.theshopcorp.com.  Through the three months ended March 31, 2008, we purchased a total of $4,925 of inventory from an entity materially controlled and operated by our President and Director.

No development related expenses have been or will be paid to our affiliates.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

Management’s Discussion

From the period since our inception on September 19, 2006 to March 31, 2008, we did not generate any revenues.  Our singular goal is to implement our planned business and establish our website.  To that end, we incurred a total of $9,024 during the three month period ended March 31, 2008, consisting of $8,958 in general and administrative expenses and $66 of depreciation expense.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  In the comparable year ago three months ended March 31, 2007, we incurred $2,272 in expenses related to $2,217 in general and administrative costs and $55 in depreciation.

During the year 2006, we secured bridge loan financing in the amount of $10,000, from a non-affiliated third-party, in an effort to finance our start-up operations.  The loan bears an interest rate of 10.5% per annum, calculated annually.  The total amount borrowed, along with any accrued interest, was due December 8, 2007 and is currently past due.  In connection with the debt offering, the note holder was issued warrants to purchase 200,000 shares of our common stock.  The aggregate purchase price is $22,000, or $0.11 per share.  As of the three months ended March 31, 2008 and 2007, interest expense related to the note payable and amortization of the warrants issued for financing costs totaled $262 and $265, respectively.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the three month period ended March 31, 2008, our net loss totaled $9,286.  In the year ago three months ended March 31, 2007, we had a net loss of $2,537.  The substantial increase (266%, or $6,749) in our year over year net loss comparison is due primarily to professional and accounting fees related to our registration with the United States Securities Exchange Commission.

Since our inception, we have accumulated net losses in the amount of $22,772.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable since our inception.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must generate a minimum of $20,000 in sales per year.  However, we cannot guarantee that we will generate additional sales, let alone achieve that target.  Our management has identified as our top priority for the next six months the development and commercialization of our website to assist us in reaching our goal of $20,000 in annual sales.  As of the date of this report, our website is only in the development stage and is not completely functional.

Our management expects that we will experience net cash out-flows for the fiscal year 2008, given developmental nature of our business.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

We believe that our cash on hand as of March 31, 2008, in the amount of $30,535, is sufficient to maintain our current level of operations for the next approximately 12 months.  In an effort to obtain our working capital, in November 2007, we completed an offering of our equity securities, whereby we sold an aggregate of 405,000 shares of our common equity for total gross cash proceeds of $40,500.  We believe that these funds will be sufficient to initiate establishing a base of operations and satisfy our operating requirements for the next at least 12 months.

In addition to raising capital through sales of our equity and debt securities, generating sales in the next six months is important to support our planned ongoing operations.  However, we cannot guarantee that we will generate any such sales.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time.  Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next 12 months.

Our officers and directors recognize that we are required to continuously file reports with the SEC and any exchange we may be quoted on, and understand the resultant increased costs of being a public reporting company.  We believe that investors are more agreeable to invest in a company that intends to become a public company rather than to remain private with no foreseeable exit strategy for shareholders.  Thus, we raised capital in a private placement offering completed in November 2007 with the intention of RBS becoming a public reporting company.  Our private investors held no influence on the decision to become a public company.

In addition, our officers and directors believe that a benefit of being a public company is the access to capital markets.  We believe that if additional funds are required to finance our continuing operations, we may be able to obtain more capital by pursuing an offering of equity or debt securities.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors was advised by Weaver and Martin, LLC, our independent registered public accounting firm, that during their performance of audit procedures for 2007 Weaver and Martin, LLC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II – OTHER INFORMATION

Unregistered Sales of Equity Securities

In December 2006, we issued 7,500,000 shares of our common stock to Richard Krieger, our founding shareholder and an officer and director.  This sale of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by the founding shareholder on our behalf in the amount of $7,500.  Mr. Krieger received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by the Company; thus, these shares are considered to have been provided as founder’s shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  At the time of the issuance, Mr. Krieger had fair access to and was in possession of all available material information about our company, as his is the sole officer and director of Ricky’s Board Shop, Inc.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Also in December 2006, we conducted a private offering of debt securities, whereby we secured $10,000 in bridge loan financing from a non-affiliated third-party entity.  The aggregate principal amount and interest accrued thereupon was due December 8, 2007, and is currently past due.  The note bears an interest rate of 10%, calculated annually.  In connection with the debt offering, the note holder was issued warrants to purchase 200,000 shares of our common stock for an aggregate purchase price of $22,000, or $0.11 a share.  The securities were issued in reliance upon an exemption from registration contained in Section 4(2) of the Securities Act.

In November 2007, we sold 405,000 shares of our common stock to 24 non-affiliated shareholders.  The shares were issued at a price of $0.10 per share for total cash in the amount of $40,500.  The shares bear a restrictive transfer legend.  This November 2007 transaction (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers and (c) relied on a detailed disclosure document to communicate to the investors all material facts about Ricky’s Board Shop, Inc., including an audited balance sheet, statements of income, changes in stockholders’ equity and cash flows.  Each purchaser was given the opportunity to ask questions of us.  Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act of 1933, as amended.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Richard S. Krieger

(b) Kandice Krieger

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form S-1 previously filed with the SEC on February 27, 2008, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICKY’S BOARD SHOP, INC.
(Registrant)

Signature	Title	Date

/s/ Richard S. Krieger	President and	April 30, 2008
Richard S. Krieger	Chief Executive Officer

/s/ Kandice Krieger	Chief Financial Officer	April 30, 2008
Kandice Krieger

/s/ Kandice Krieger	Chief Accounting Officer	April 30, 2008
Kandice Krieger