Form 10-Q
period 2008-06-30
RICKY'S BOARD SHOP INC
filed 2008-07-18
CIK 1420046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008
Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-145088

RICKY’S BOARD SHOP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5605395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2904 E. Francis., Spokane, WA	99208
(Address of principal executive offices)	(Zip Code)

(509) 385-3953
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	7,905,000 shares
(Class)	(Outstanding as at June 30, 2008)

RICKY’S BOARD SHOP, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

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

Ricky’s Board Shop, Inc.

(a Development Stage Company)

Condensed Balance Sheet

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$21,276	$44,418
Inventory	4,925	-
Total current assets	26,201	44,418

Fixed assets, net of accumulated depreciation of $388
and $255 as of 6/30/08 and 12/31/08, respectively	411	544

	$26,612	$44,962

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-	$425
Accrued interest	1,574	1,050
Note payable	10,000	10,000
Total current liabilities	11,574	11,475

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 7,905,000 shares issued and outstanding	7,905	7,905
Additional paid-in capital	39,068	39,068
(Deficit) accumulated during development stage	(31,935)	(13,486)
	15,038	33,487

	$26,612	$44,962

The accompanying notes are an integral part of these financial statements.

Ricky’s Board Shop, Inc.

(a Development Stage Company)

Condensed Statements of Operations

	Three Months Ended		Six Months Ended		September 19, 2006
	June 30,		June 30,		(Inception) to
	2008	2007	2008	2007	June 30, 2008

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	66	66	133	122	388
Executive compensation	-	-	-	-	7,500
General and administrative expenses	8,834	182	17,792	2,399	22,450
Total expenses	8,900	248	17,925	2,521	30,338

Operating Loss	(8,900)	(248)	(17,925)	(2,521)	(30,338)

Other expenses:
Interest expense	(262)	(268)	(524)	(532)	(1,597)
Total other expenses	(262)	(268)	(524)	(532)	(1,597)

Loss from continuing operations before income taxes	(9,162)	(516)	(18,449)	(3,053)	(31,935)

Provision for income taxes	-	-		-	-

Net (loss)	$(9,162)	$(516)	$(18,449)	$(3,053)	$(31,935)

Weighted average number of
common shares outstanding - basic and fully diluted	7,905,000	7,500,000	7,905,000	7,500,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ricky’s Board Shop, Inc.

(a Development Stage Company)

Condensed Statements of Cash Flows

	For the six months ended		September 19, 2006
	June 30,		(Inception) to
	2008	2007	June 30, 2008
Cash flows from operating activities
Net (loss)	$(18,449)	$(3,053)	$(31,935)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services - related party	-	-	7,500
Amortization of warrants issued for financing costs	-	11	23
Prepaid expenses and deposits	133	122	388
Changes in operating assets and liabilities:
(Increase) in inventory	(4,925)	-	(4,925)
Increase in accounts payable	(425)	-	-
Increase in accrued interest	524	521	1,574
Net cash (used) by operating activities	(23,142)	(2,399)	(27,375)

Cash flows from investing activities
Purchase of fixed assets	-	(799)	(799)
Net cash provided by investing activities	-	(799)	(799)

Cash flows from financing activities
Proceeds received from note payable	-	-	10,000
Donated capital	-	-	50
Issuances of common stock, net	-	-	39,400
Net cash provided by financing activities	-	-	49,450

Net (decrease) increase in cash	(23,142)	(3,198)	21,276
Cash - beginning	44,418	10,050	-
Cash - ending	$21,276	$6,852	$21,276

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services - related party	$-	$-	$7,500
Number of shares issued for services - related party	-	-	7,500,000
Amortization of warrants issued for financing costs	$-	$11	$23
Number of warrants issued for financing costs	-	-	200,000

The accompanying notes are an integral part of these financial statements.

Ricky’s Board Shop, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 1 - Basis of presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in the Company's Form S-1 registration statement.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - History and organization of the company

The Company was organized September 19, 2006 (Date of Inception) under the laws of the State of Nevada as Ricky’s Board Shop, Inc.  The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company.  The Company was initially authorized to issue 100,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $0.001 par value preferred stock.

The business of the Company is to sell outdoor sporting goods and equipment via the Internet.  The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company had a net loss of $31,935 and had no sales for the period from September 19, 2006 (inception) to June 30, 2008.  Management recently conducted a public offering of its common stock for cash.  However, the future of the Company is dependent upon its ability to obtain additional financing and upon future profitable operations from the development of its new business opportunities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Ricky’s Board Shop, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 4 - Debt and interest expense

On December 8, 2006, the Company conducted a private offering of debt securities, whereby it secured $10,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon was due December 8, 2007, and is currently past due.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  During the three months ended June 30, 2008 and 2007, the Company recorded interest expense of $262 and $268, respectively, related to the note payable.

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

Note 5 - Stockholders’ equity

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

As of June 30, 2008, there have been no other issuances of common or preferred stock.

Note 6 - Warrants and options

On December 8, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to one non-affiliated entity in conjunction with a bridge loan agreement.  The warrant holder was granted the right to purchase 200,000 shares of common stock of the Company for an aggregate purchase price of $22,000 or $0.11 a share.  The aggregate fair value of such warrants totaled $23 based on the Black Schoeles Merton pricing model using the following estimates: 6% risk free rate, 100% volatility and expected life of the warrants of approximately 5 years.

The following is a summary of the status of all of the Company’s stock warrants as of the year ended December 31, 2007 and through the six month period ended June 30, 2008:

Ricky’s Board Shop, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 6 - Warrants and options (continued)

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2007	200,000	$ 0.11
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2007	200,000	$ 0.11
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at June 30, 2008	200,000	$0.11
Options exercisable at December 31, 2007	200,000	$ 0.11
Options exercisable at June 30, 2008	200,000	$ 0.11

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2008:

	STOCK WARRANTS OUTSTANDING
Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.11	200,000	3.50	$ 0.11
	200,000	3.50	$ 0.11

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.11	200,000	$ 0.11
	200,000	$ 0.11

As of June 30, 2008, there were no other warrants or options outstanding to acquire any additional shares of common stock.

Ricky’s Board Shop, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 7 - Related party transactions

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s Discussion

Ricky’s Board Shop, Inc. was incorporated in the State of Nevada on September 19, 2006.  We are a development stage company with the goal of establishing ourselves as an on-line retailer of recreational sports equipment.  We have formed our corporate identity and begun preliminary planning of our proposed web site, published at www.theshopcorp.com.  Through the six months ended June 30, 2008, we purchased a total of $4,925 of saleable inventory from an entity materially controlled and operated by our President and Director.  On May 7, 2008 an account was established with the on-line retailer E-Bay and product from the inventory was posted to the site for sale.  We have not yet realized any sales of our products since our inception through June 30, 2008.

We incurred a total of $8,900 in expenses during the three month period ended June 30, 2008, consisting of $8,834 in general and administrative expenses and $66 of depreciation expense related to our computer equipment.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  In the comparable year ago three months ended June 30, 2007, we incurred $248 in expenses related to $182 in general and administrative costs and $66 in depreciation.

Aggregate operating expenses from our inception through June 30, 2008 were $30,338, of which $388 is attributable to depreciation expense, $7,500 in general and administrative expense paid to an officer and director for services rendered and $22,450 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the year 2006, we secured bridge loan financing in the amount of $10,000, from a non-affiliated third-party, in an effort to finance our start-up operations.  The loan bears an interest rate of 10.5% per annum, calculated annually.  The total amount borrowed, along with any accrued interest, was due December 8, 2007 and is currently past due.  In connection with the debt offering, the note holder was issued warrants to purchase 200,000 shares of our common stock.  The aggregate purchase price is $22,000, or $0.11 per share.  As of the three months ended June 30, 2008 and 2007, interest expense related to the note payable and amortization of the warrants issued for financing costs totaled $262 and $268, respectively.  Since our inception to June 30, 2008, we have incurred an aggregate of $1,597 in interest expenses.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the three month period ended June 30, 2008, our net loss totaled $9,162.  In the year ago three months ended June 30, 2007, we had a net loss of $516.  Since our inception, we have accumulated net losses in the amount of $31,935.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable since our inception.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

We believe that our cash on hand as of June 30, 2008, in the amount of $21,276, is sufficient to maintain our current level of operations for the next approximately 12 months.  In an effort to obtain our working capital, in November 2007, we completed an offering of our equity securities, whereby we sold an aggregate of 405,000 shares of our common equity for total gross cash proceeds of $40,500.  We believe that these funds will be sufficient to initiate establishing a base of operations and satisfy our operating requirements for the next at least 12 months.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Based on an evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Defaults Upon Senior Securities

On December 8, 2006, we secured bridge loan financing of $10,000 at a rate of 10.5% per annum.  The loan was due in December 2007, and is currently in default.  We recorded total interest expense in the amount of $1,597 through June 30, 2008.  We cannot predict when, if ever, we will be able to remedy this debt obligation in full.

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

RICKY’S BOARD SHOP, INC.
(Registrant)

Signature	Title	Date

/s/ Richard S. Krieger	President and	July 18, 2008
Richard S. Krieger	Chief Executive Officer

/s/ Kandice Krieger	Chief Financial Officer	July 18, 2008
Kandice Krieger

/s/ Kandice Krieger	Chief Accounting Officer	July 18, 2008
Kandice Krieger