Form 10-Q
period 2008-09-30
RICKY'S BOARD SHOP INC
filed 2008-10-24
CIK 1420046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	7,905,000 shares
(Class)	(Outstanding as at September 30, 2008)

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

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Condensed Balance Sheet

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$14,639	$44,418
Inventory	4,460	-
Total current assets	19,099	44,418

Fixed assets, net of accumulated depreciation of $455
and $255 as of 9/30/08 and 12/31/07, respectively	344	544

	$19,443	$44,962

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-	$425
Accrued interest	1,838	1,050
Note payable	10,000	10,000
Total current liabilities	11,838	11,475

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 7,905,000 shares issued and outstanding	7,905	7,905
Additional paid-in capital	39,148	39,068
(Deficit) accumulated during development stage	(39,448)	(13,486)
	7,605	33,487

	$19,443	$44,962

The accompanying notes are an integral part of these financial statements.

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Condensed Statements of Operations

	Three Months Ended		Nine Months Ended		September 19, 2006
	September 30,		September 30,		(Inception) to
	2008	2007	2008	2007	September 30, 2008

Revenue	$540	$-	$540	$-	$540
Cost of goods sold	545	-	545	-	545

Gross profit	(5)	-	(5)	-	(5)

Expenses:
Depreciation expense	67	67	200	188	455
Executive compensation	-	-	-	-	7,500
General and administrative expenses	7,177	309	24,969	2,708	29,627
Total expenses	7,244	376	25,169	2,896	37,582

Operating Loss	(7,249)	(376)	(25,174)	(2,896)	(37,587)

Other expenses:
Interest expense	(265)	(270)	(788)	(803)	(1,861)
Total other expenses	(265)	(270)	(788)	(803)	(1,861)

Loss from continuing operations before income taxes	(7,514)	(646)	(25,962)	(3,699)	(39,448)

Provision for income taxes	-	-		-	-

Net (loss)	$(7,514)	$(646)	$(25,962)	$(3,699)	$(39,448)

Weighted average number of
common shares outstanding – basic and fully diluted	7,905,000	7,500,000	7,905,000	7,500,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows

	For the nine months ended		September 19, 2006
	September 30,		(Inception) to
	2008	2007	September 30, 2008
Cash flows from operating activities
Net (loss)	$(25,962)	$(3,699)	$(39,448)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	-	-	7,500
Amortization of warrants issued for financing costs	-	17	23
Prepaid expenses and deposits	200	188	455
Changes in operating assets and liabilities:
(Increase) in inventory	(4,460)	-	(4,460)
Increase in accounts payable	(425)	-	-
Increase in accrued interest	788	786	1,838
Net cash (used) by operating activities	(29,859)	(2,708)	(34,092)

Cash flows from investing activities
Purchase of fixed assets	-	(799)	(799)
Net cash provided by investing activities	-	(799)	(799)

Cash flows from financing activities
Proceeds received from note payable	-	-	10,000
Donated capital	80	-	130
Issuances of common stock, net	-	-	39,400
Net cash provided by financing activities	-	-	49,530

Net (decrease) increase in cash	(29,779)	(3,198)	14,639
Cash – beginning	44,418	10,050	-
Cash – ending	$14,639	$6,852	$14,639

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services – related party	$-	$-	$7,500
Number of shares issued for services – related party	-	-	7,500,000
Amortization of warrants issued for financing costs	$-	$17	$23
Number of warrants issued for financing costs	-	-	200,000

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company had a net loss of $39,448 and had minimal sales of $540 for the period from September 19, 2006 (inception) to September 30, 2008.  The future of the Company is dependent upon its ability to obtain additional financing and upon future profitable operations from the development of its new business opportunities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 – Debt and interest expense

On December 8, 2006, the Company conducted a private offering of debt securities, whereby it secured $10,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon was due December 8, 2007, and is currently past due.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  During the three months ended September 30, 2008 and 2007, the Company recorded interest expense of $265 and $270, respectively, related to the note payable.

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

On July 1, 2008, an officer and director of the Company donated inventory in the amount of $80.  The entire amount is considered donated capital and recorded as additional paid-in capital.

As of September 30, 2008, there have been no other issuances of common or preferred stock.

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

The following is a summary of the status of all of the Company’s stock warrants as of the year ended December 31, 2007 and through the nine month period ended September 30, 2008:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2007	200,000	$0.11
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2007	200,000	$0.11
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at September 30, 2008	200,000	$0.11
Options exercisable at December 31, 2007	200,000	$0.11
Options exercisable at September 30, 2008	200,000	$0.11

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements

Note 6 – Warrants and options (continued)

The following tables summarize information about stock warrants outstanding and exercisable at September 30, 2008:

	STOCK WARRANTS OUTSTANDING
Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.11	200,000	3.25	$0.11
	200,000	3.25	$0.11

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.11	200,000	$0.11
	200,000	$0.11

As of September 30, 2008, there were no other warrants or options outstanding to acquire any additional shares of common stock.

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

On July 1, 2008, an officer and director of the Company donated inventory in the amount of $80.  The entire amount is considered donated capital and recorded as additional paid-in capital.

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

Management’s Discussion

Ricky’s Board Shop, Inc. was incorporated in the State of Nevada on September 19, 2006.  We are a development stage company with the goal of establishing ourselves as an on-line retailer of recreational sports equipment.  We have formed our corporate identity and begun preliminary planning of our proposed web site, published at www.theshopcorp.com.  Through the nine months ended September 30, 2008, we purchased a total of $4,925 of saleable inventory from an entity materially controlled and operated by our President and Director.  Additionally, on July 1, 2008, our President and Director donated $80 worth of inventory to us.

During the quarter ended September 30, 2008, we realized our first sales and generated $540 in revenues from sales of our sporting goods.  After factoring in cost of goods sold in the amount of $545, we had a gross loss of $5.  We did not sell any products prior to this period, thus, during the three and nine months ended September 30, 2007, revenues and cost of goods sold were both $0.

We incurred a total of $7,244 in expenses during the three month period ended September 30, 2008, consisting of $7,177 in general and administrative expenses and $67 of depreciation expense related to our computer equipment.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  In the comparable year ago three months ended September 30, 2007, we incurred $376 in expenses related to $309 in general and administrative costs and $67 in depreciation.

In the nine month period ended September 30, 2008, total expenses were $25,169, consisting of $24,969 in general and administrative expenses and $200 in depreciation.  During the nine months ended September 30, 2007, our expenses totaled $2,896, of which $2,708 is attributable to general and administrative costs and $188 in depreciation expense.

Aggregate operating expenses from our inception through September 30, 2008 were $37,582, of which $455 is attributable to depreciation expense, $7,500 in general and administrative expense paid to an officer and director for services rendered and $29,627 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the year 2006, we secured bridge loan financing in the amount of $10,000, from a non-affiliated third-party, in an effort to finance our start-up operations.  The loan bears an interest rate of 10.5% per annum, calculated annually.  The total amount borrowed, along with any accrued interest, was due December 8, 2007 and is currently past due.  In connection with the debt offering, the note holder was issued warrants to purchase 200,000 shares of our common stock.  The aggregate purchase price is $22,000, or $0.11 per share.  As of the three months ended September 30, 2008 and 2007, interest expense related to the note payable and amortization of the warrants issued for financing costs totaled $265 and $270, respectively.  Since our inception to September 30, 2008, we have incurred an aggregate of $1,861 in interest expense.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the three month period ended September 30, 2008, our net loss totaled $7,514.  In the year ago three months ended September 30, 2007, we had a net loss of $646.  Since our inception, we have accumulated net losses in the amount of $39,448.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable since our inception.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

Our management expects that we will experience net cash out-flows for the fiscal year 2008, given developmental nature of our business.  We believe that our cash on hand as of September 30, 2008, in the amount of $14,639, is not sufficient to maintain our current level of operations for the next approximately 12 months.  To date, we have received financing from third parties through sales of our equity and debt securities and expect we may need to pursue additional financing options in the next 6 to 12 months to continue operating as a going concern.  As previously stated, during the year 2006, we secured bridge loan financing in the amount of $10,000, from a non-affiliated third-party, bearing an interest rate of 10.5% per annum.  In connection with the debt offering, the note holder was issued warrants to purchase 200,000 shares of our common stock.  The aggregate purchase price is $22,000, or $0.11 per share.  Additionally, we raised working capital through an offering of our equity securities, whereby we sold an aggregate of 405,000 shares of our common equity for total gross cash proceeds of $40,500.

If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we will need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Our officers and directors recognize that we are required to continuously file reports with the SEC and any exchange we may be quoted on, and understand the resultant increased costs of being a public reporting company.  We believe that investors are more agreeable to invest in a company that intends to become a public company rather than to remain private with no foreseeable exit strategy for shareholders.  Thus, we raised capital in a private placement offering completed in November 2007 with the intention of RKYB becoming a public reporting company.  Our private investors held no influence on the decision to become a public company.

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

Defaults Upon Senior Securities

On December 8, 2006, we secured bridge loan financing of $10,000 at a rate of 10.5% per annum.  The loan was due in December 2007, and is currently in default.  We recorded total interest expense in the amount of $1,838 through September 30, 2008.  We cannot predict when, if ever, we will be able to remedy this debt obligation in full.

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

RICKY’S BOARD SHOP, INC.
(Registrant)

Signature	Title	Date

/s/ Richard S. Krieger	President and	October 24, 2008
Richard S. Krieger	Chief Executive Officer

/s/ Kandice Krieger	Chief Financial Officer	October 24, 2008
Kandice Krieger

/s/ Kandice Krieger	Chief Accounting Officer	October 24, 2008
Kandice Krieger