Form 10-K
period 2008-12-31
RICKY'S BOARD SHOP INC
filed 2009-03-30
CIK 1420046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to ____________

Commission File Number: 333-145088

RICKY’S BOARD SHOP, INC.
(Name of small business issuer in its charter)

Nevada	20-5605395
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2904 E. Francis, Spokane, WA	99208
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (509) 385-3953

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]   No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ](Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $40,500 as of March 30, 2009.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 30, 2009 was 7,905,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

RICKY’S BOARD SHOP, INC.
FORM 10-K
For the year ended December 31, 2008

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

DESCRIPTION OF BUSINESS

Business Development and Summary

Ricky’s Board Shop, Inc. was incorporated in the State of Nevada on September 19, 2006.

Ricky’s Board Shop’s administrative office is located at 2904 E. Francis, Spokane, WA 99208.

Our fiscal year end is December 31.

Business of Issuer

Principal Products and Principal Markets

We are an exclusively on-line retailer of action sports merchandise.  Ricky’s Board Shop has created an Internet site at www.theshopcorp.com, which serves as our base of operations and the sole method through which we realize sales.  The site is our primary store-front, through which we will market, sell and distribute all merchandise.

Our target market primarily consists of outdoor enthusiasts of the following sports:

1.	Water sports such as knee boarding, water skiing, wake boarding and body boarding;

2.	Wheeled sports like motocross and mountain biking; and

3.	Winter sports, such as snowboarding and snowmobiling.

All merchandising activities are undertaken by Richard Krieger, our President, who runs The Shop, a brick-and-mortar action sports retail store in Spokane, Washington.

Distribution Methods of the Products and Services

We use general parcel and postal services as our distribution methods to fulfill customer orders.  Such services include, without limitation, United Parcel Service, DHL, Federal Express and the United States Postal Service.

Industry Background and Competition

The sporting goods retail sector is highly fragmented and intensely competitive.  Our management believes this sector, in general, is comprised of three principal categories of retailers: large format sporting goods stores, traditional sporting goods stores and specialty sporting goods stores.  In addition, a variety of other retailers sell various types of sporting goods that generally compete with some of the items we intend to stock, such as sunglasses, clothes and shoes.

1.
Large Format Sporting Goods Stores.  Large format full-line sporting goods retailers generally range in size from 20,000 to 100,000 square feet, offer a broad selection of brand name sporting goods and tend to be either anchor stores in strip or enclosed malls or in free-standing locations.  Examples of these retailers include Dick's Sporting Goods, Sports Chalet, and Sports Authority.

2.
Traditional Sporting Goods Stores.  Traditional sporting goods retailers tend to have relatively small stores, generally range in size from 5,000 to 20,000 square feet and are frequently located in malls or strip centers.  Examples of these retailers are Modell's Sporting Goods, Big 5 Sporting Goods, and Hibbett Sporting Goods, as well as local independent sporting goods retailers.  These retailers typically carry limited quantities of each item in their assortment and generally offer a more limited selection than full line sporting goods retailers.

3.
Specialty Sporting Goods Stores.  Specialty sporting goods retailers have both relatively small stores and larger format stores, generally ranging in size from under 2,000 to over 200,000 square feet and tend to be either anchor stores in strip or enclosed malls or in free-standing locations.  Examples of these retailers include Champs, Bass Pro Shops, Gander Mountain, West Marine, Cabela's, and REI.  In addition to these national chains, there are numerous small owner-operator retailers that cater to a limited geographic region or sell products within a specific product category.

Our management believes we can be classified as a specialty retailer catering to the action sports enthusiast.  We focus on water, mountain and snow sports such as wakeboarding, motocross, mountain biking and snowboarding.  Although our management estimates that these action sports require specialty and sport-specific products, there exist similar, and often competitively-priced, merchandise sold by numerous competitors of varying sizes.  Unfortunately, we are a start-up company without a base of operations and lacking an ability to generate sales.  As such, our competitive position is unfavorable in the general marketplace.  Unless we implement our planned operations and begin to generate revenues, we will not be able to maintain our operations.

Significantly all of our current and potential traditional store-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.  Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet.  In addition, larger, more well-established and financed entities may acquire, invest in or form joint ventures with online competitors or retailers with physical locations as the use of the Internet and other online services increases.

Seasonality

Our future operating results may fluctuate significantly from period to period due to our reliance on sports that possess intrinsic seasonality.  For instance, wakeboarding is naturally most popular during the summer months, when temperatures tend to be warmer and consumers are able to enjoy water-sports, while interest in snow sports are at its lowest.  Conversely, during the winter months, there is a significant decline in interest in wakeboarding and increased participation in snow sports.  Although we plan to offer products covering a variety of activities, each sport we plan to cater to suffers intrinsic seasonal fluctuations.

Effect of Existing or Probable Governmental Regulations

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing or electronic commerce.  We do not currently provide individual personal information regarding our users to third parties and we currently do not identify registered users by age, nor do we expect to do so in the foreseeable future.  The adoption of additional privacy or consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services or require us to redesign our web site.

Number of total employees and number of full time employees

RBS is currently in the development stage.  During the development stage, we plan to rely exclusively on the services of Richard Krieger, President and director, and Kandice Krieger, our Secretary, Treasurer and director, to set up our business operations.  Both Mr. Krieger and Mrs. Olsen currently work for us on a part-time basis and each expects to devote approximately 10-20 hours per week to our business, or as needed.  There are no other full- or part-time employees.  We believe that our operations are currently on a small scale that is manageable by these individuals.

Reports to Security Holders

1.	We will furnish shareholders with annual financial reports certified by our independent registered public accountants.

2.
We are a reporting issuer with the Securities and Exchange Commission.  We file periodic reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.
The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

RISK FACTORS

Our officers and directors work for us on a part-time basis.  As a result, we may be unable to develop our business and manage our public reporting requirements.

Our operations depend on the efforts of Richard Krieger, our President and director, and Kandice Krieger, our Secretary, Treasurer and director.  Neither Mr. Krieger nor Mrs. Olsen has experience related to public company management, nor as a principal accounting officer.  Because of this, we may be unable to develop and manage our business.  We cannot guarantee you that we will overcome any such obstacle.

Both Mr. Krieger and Mrs. Olsen are involved in other business opportunities and may face a conflict in selecting between Ricky’s Board Shop and their other business interests.  We have not formulated a policy for the resolution of such conflicts.  If we lose either or both Mr. Krieger and Mrs. Olsen to other pursuits without a sufficient warning we may, consequently, go out of business.

Investors may lose their entire investment if we fail to implement our business plan.

Ricky’s Board Shop, Inc. was formed in September 2006.  We have no demonstrable operations record, on which you can evaluate our business and prospects.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams, management that is inexperienced in managing a public company and lack of brand recognition.  RBS cannot guarantee that we will be successful in accomplishing our objectives.  Since our inception, we have not generated any revenues and may incur losses in the foreseeable future.  If we fail to implement and create a base of operations for our proposed outdoor sporting goods business, we may be forced to cease operations, in which case investors may lose their entire investment.

If we are unable to continue as a going concern, investors may face a complete loss of their investment.

We have yet to commence our planned operations.  As of the date of this Prospectus, we have had only limited start-up operations and generated minimal revenues.  Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in the registration statement, of which this prospectus is a part.  If our business fails, the investors in this offering may face a complete loss of their investment.

Investors will have limited control over decision-making because principal stockholder, officer and director of Ricky’s Board Shop control the majority of our issued and outstanding common stock.

Mr. Richard Krieger, an officer and director, beneficially owns approximately 94.9% of the outstanding common stock.  As a result, this individual could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership limits the power to exercise control by the minority shareholders that will have purchased their stock in this offering.

Ricky’s Board Shop may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources.  To date, we have not generated cash from our principal business of selling outdoor sporting goods via the Internet.  Unless we begin to generate sufficient revenues from our recreational products business to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise addition capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Because of competitive pressures from competitors with more resources, Ricky’s Board Shop may fail to implement its business model profitably.

The market for customers is intensely competitive and such competition is expected to continue to increase.  We expect to compete with many online, direct marketing and physical retailers that either specialize in recreational sports supplies or carry such goods as a complementary offering to a wider array of recreational or general merchandise.  These companies range in size from independently owned and operated stores, large national sporting goods retailers like Dick’s Sporting Goods and Sports Authority.

Generally, our actual and potential competitors have longer operating histories, greater financial and marketing resources, greater name recognition and a loyal client base.  Therefore, many of these competitors may be able to devote greater resources to attracting a customers and preferred vendor pricing.  There can be no assurance that our current or potential competitors will not stock comparable or superior products to those to we expect to offer.  Competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.  Store-based retailers also enable customers to handle products in a manner that is not possible over the Internet.  Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition.

We may be unable to generate sales without marketing or distribution capabilities.

We have not commenced our planned business of selling outdoor sporting goods via the Internet and do not have any sales, marketing or distribution capabilities.  We cannot guarantee that we will be able to develop a sales and marketing plan or to develop an effective chain of distribution.  In the event we are unable to successfully implement these objectives, we may be unable to generate sales and operate as a going concern.

We may not be able to generate sales because consumers may choose not to shop online.

We may not be able to attract potential customers who shop in traditional retail stores to shop on our proposed web site.  Furthermore, we may incur significantly higher and more sustained advertising and promotional expenditures than anticipated to attract online shoppers and to convert those shoppers into purchasing customers.  As a result, we may not be able to achieve profitability, and even if we are successful at attracting online customers, we expect it could take several years to build a substantial customer base.  Specific factors that could prevent widespread customer acceptance of our e-commerce solution include:

1.	Delivery time associated with Internet orders, as compared to the immediate receipt of products at a physical store;

2.	Customer concerns about buying products without physically handling them;

3.	Customer concerns about the security of online transactions and the privacy of their personal information; and

4.	Difficulties in returning or exchanging items purchased through the website.

We may not generate a sufficient amount of cash to service our indebtedness and alternatives to service our indebtedness may not be effective.

Our ability to repay our indebtedness will depend on our ability to generate cash flow from operations, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  We cannot assure you that our business will generate enough cash flows from operations.  If we do not have enough cash to service our debt, meet other obligations and fund other liquidity needs, we may be required to take actions such as reducing or delaying capital expenditures, restructuring or refinancing all or part of our existing debt or seeking additional equity capital.  We cannot assure you that any of these alternatives will be effective, including that any refinancing or restructuring would be available on commercially reasonable terms, or at all.  In addition, the terms of existing or future debt agreements may restrict us from adopting these alternatives.

We may be unable to obtain sufficient quantities of sporting goods on acceptable commercial terms because we do not have long-term distribution or manufacturing agreements.

We intend to rely primarily on product manufacturers and third-party distributors to supply the recreational products we plan to offer.  Our business would be seriously harmed if we were unable to develop and maintain relationships with suppliers and distributors that allow us to obtain sufficient quantities of quality merchandise on acceptable terms.  Additionally, we may be unable to establish alternative sources of supply for our products to ensure delivery of merchandise in a timely and efficient manner or on terms acceptable to us.  If we cannot obtain and stock our products at acceptable prices and on a timely basis, we may lose sales and our potential customers may take their purchases elsewhere.

Our revenue and gross margin could suffer if we fail to manage our inventory properly.

Our business depends on our ability to anticipate our needs for products and our as yet unidentified supplier’s ability to deliver sufficient quantities of products at reasonable prices on a timely basis.  Given that we are in the development stage we may be unable to accurately anticipate demand and manage inventory levels that could seriously harm us.  If predicted demand is substantially greater than consumer purchases, there will be excess inventory.  In order to secure inventory, we may make advance payments to suppliers, or we may enter into non-cancelable commitments with vendors.  If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete inventory, which could adversely affect our gross margin.

Failure by us to respond to changes in consumer preferences could result in lack of sales revenues and may force us out of business.

Any change in the preferences of our potential customers that we fail to anticipate could reduce the demand for the recreational and outdoor sports products we intend to sell.  Decisions about our focus and the specific products we plan to offer will often be made in advance of entering the marketplace.  Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our proposed products and lower profit margins.

Seasonality and fluctuations in our business could make it difficult for you to evaluate our operations on a period by period basis.

Although we plan to offer products covering a variety of activities, each sport we plan to cater to suffers intrinsic seasonal fluctuations.  Thus, our future operating results may fluctuate significantly from period to period.  For instance, wakeboarding is naturally most popular during the summer months, when temperatures are warmer and consumers are able to enjoy water-sports.  Conversely, during the winter months, there is a significant decline in interest in wakeboarding.  This seasonality, for wakeboarding in specie and other activities in general, along with other factors that are beyond our control, including general economic conditions, changes in consumer behavior and periodic weather anomalies, could adversely affect our operations and cause our results of operations to fluctuate.  Results of operations in any period should not be considered indicative of the results to be expected for any future period.

The sale of our products is also subject to substantial cyclical fluctuation.  If our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter.  As a result, any shortfall in revenues would likely adversely affect our quarterly operating results.  Specifically, in order to attract and retain a larger customer base, we may plan to significantly increase our expenditures on sales and marketing, content development, technology and infrastructure.  Many of these expenditures are planned or committed in advance and in anticipation of future revenues.

Ricky’s Board Shop may lose its top management without employment agreements.

Our operations depend substantially on the skills and experience of Richard Krieger and Kandice Krieger, our directors and officers.  We have no other full- or part-time employees besides these individuals.  Furthermore, we do not maintain key man life insurance on either of these two individuals.  Without employment contracts, we may lose either or both of our officers and directors to other pursuits without a sufficient warning and, consequently, go out of business.

Both of our officers and directors are involved in other business opportunities and may face a conflict in selecting between our company and their other business interests.  In the future, either Mr. Krieger or Mrs. Olsen may also become involved in other business opportunities.  We have not formulated a policy for the resolution of such conflicts.  If we lose either or both of Mr. Krieger and Mrs. Olsen to other pursuits without a sufficient warning we may, consequently, go out of business.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

1.	Deliver to the customer, and obtain a written receipt for, a disclosure document;

2.	Disclose certain price information about the stock;

3.	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

4.	Send monthly statements to customers with market and price information about the penny stock; and

5.	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability! to buy and sell our stock and have an adverse effect on the market for our shares.

UNRESOLVED STAFF COMMENTS

None.

PROPERTIES

Ricky’s Board Shop, Inc. uses office space at 2904 E. Francis, Spokane, Washington 99208.  Mr. Richard Krieger, an officer, director and shareholder, is providing the office space, located at Mr. Krieger’s primary residence, at no charge to us.  We believe that this arrangement is suitable given that our current operations are primarily administrative.  We also believe that we will not need to lease additional administrative offices for at least the next 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

LEGAL PROCEEDINGS

Our officers, directors and employees have not been convicted in a criminal proceeding, exclusive of traffic violations.

Our officers, directors and employees have not been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

Our officers, directors and employees have not been convicted of violating a federal or state securities or commodities law.

There are no pending legal proceedings against us.

No director, officer, significant employee or consultant of Ricky’s Board Shop, Inc. has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

We have been approved for listing on the OTCBB under the symbol "RKYB".  As of December 31, 2008, no public market in Ricky’s Board Shop, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  Ricky’s Board Shop, Inc. makes no representation about the value of its common stock.

Holders

As of the date of this annual report, Ricky’s Board Shop, Inc. has approximately 7,905,000 shares of $0.001 par value common stock issued and outstanding held by twenty-four shareholders of record.  Our Transfer Agent is Holladay Stock Transfer, 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

Dividends

Ricky’s Board Shop, Inc. has never declared or paid any cash dividends on its common stock.  For the foreseeable future, Ricky’s Board Shop intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including Ricky’s Board Shop’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities

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

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Ricky’s Board Shop, Inc.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; intense competition; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

Ricky’s Board Shop, Inc. was incorporated in the State of Nevada on September 19, 2006.  We are a development stage company with the goal of establishing ourselves as an on-line retailer of recreational sports equipment.  We have formed our corporate identity and begun preliminary planning of our proposed web site, published at www.theshopcorp.com.  Through the year ended December 31, 2008, we acquired a total of $5,005 of saleable inventory from an entity materially controlled and operated by our President and Director.

During the year ended December 31, 2008, we realized our first sales and generated $540 in revenues from sales of our sporting goods.  After factoring in cost of goods sold in the amount of $545, we had a gross loss of $5.  We did not sell any products prior to this period, thus, during the year ended December 31, 2007, revenues and cost of goods sold were both $0.  We have no long-term or guaranteed contracts in place with any customers and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

We incurred a total of $31,577 in expenses during the year ended December 31, 2008, consisting of $31,311 in general and administrative expenses and $266 of depreciation expense related to our computer equipment.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  In the comparable year ended December 31, 2007, we incurred $4,488 in expenses related to $4,233 in general and administrative costs and $255 in depreciation.  Aggregate operating expenses from our inception through December 31, 2008 were $43,990, of which $521 is attributable to depreciation expense, $7,500 in executive compensation paid to Richard Krieger in the form of common stock for services rendered and $35,969 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the year 2006, we secured bridge loan financing in the amount of $10,000, from a non-affiliated third-party, in an effort to finance our start-up operations.  The loan bears an interest rate of 10.5% per annum, calculated annually.  The total amount borrowed, along with any accrued interest, was due December 8, 2007 and is currently past due.  In connection with the debt offering, the note holder was issued warrants to purchase 200,000 shares of our common stock.  The aggregate purchase price is $22,000, or $0.11 per share.  As of the years ended December 31, 2008 and 2007, interest expense related to the note payable and amortization of the warrants issued for financing costs totaled $1,053 and $1,005, respectively.  Since our inception to December 31, 2008, we have incurred an aggregate of $2,126 in interest expense.

For the year ended December 31, 2008, our management reviewed current inventory on hand.  Based on our management’s estimates of customer demand and the market for similar products, we determined it necessary to write down the inventory to its net realizable value.  As a result, as of December 31, 2008, we recorded a provision for inventory losses of $2,230.  We did not record any impairment to inventory during the year ended December 31, 2007.  Total inventory impairment since our inception to December 31, 2008 is $2,230.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 19, 2006.  In the year ended December 31, 2008, our net loss totaled $34,865, compared to a net loss of $5,493 in the prior year ended December 31, 2007.  Since our inception, we have accumulated net losses in the amount of $48,351.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through the year ended December 31, 2008.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

As of December 31, 2008, we had $12,797 of cash on hand, which our management believes these funds are not sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our total current liabilities of $16,603 are greater in comparison to $15,027 of our total current assets.  We cannot guarantee that we will be able to satisfy our debt and other financial obligations.  Our management expects that we will experience net cash out-flows for the fiscal year 2008, given developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.

Generating sales in the next 12 months is important to support our business.  In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $35,000 in sales in the next 12 months.  However, we cannot guarantee that we will generate any sales, let alone achieve that target.  As of the date of this annual report we are a development stage company with no revenues and a limited operational history.  To date, we have been materially unsuccessful in establishing our business and generating adequate brand awareness.  Additionally, the state of the general economy has affected consumers adversely.  Our management has noted significant declining interest in sporting goods and a unwillingness of consumers to spend discretionary cash.  Therefore, we are uncertain our sales goal of $35,000 in fiscal year 2009 will be met.  In such event, our operations will be severely adversely impacted.

Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers appear sufficient at this time.  Our officers work for us on a part-time basis, and are prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next 12 months.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

Ricky’s Board Shop, Inc.
(A Development Stage Company)
Audited Financial Statements
December 31, 2008

WEAVER & MARTIN

To the Board of Directors and Stockholders
Ricky’s Board Shop, Inc.
Spokane, WA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheets of Ricky’s Board Shop, Inc. (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for the two years then ended and the period of September 19, 2006 (inception) to December 31, 2008.  Ricky’s Board Shop, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ricky’s Board Shop, Inc. as of December 31, 2008 and 2007 and the results of its operations, stockholders’ equity, and cash flows for the two years then ended and the period of September 19, 2006 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver & Martin, LLC

Weaver & Martin, LLC
Kansas City, Missouri
March 30, 2009

F1

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Balance Sheets

	December 31,
	2008	2007
Assets

Current assets:
Cash	$12,797	$44,418
Inventory	2,230	-
Total current assets	15,027	44,418

Fixed assets, net of accumulated depreciation of $521
and $255 as of 12/31/08 and 12/31/07, respectively	278	544

Total assets	$15,305	$44,962

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,500	$425
Accrued interest	2,103	1,050
Notes payable	10,000	10,000
Total current liabilities	16,603	11,475

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 7,905,000 shares issued and outstanding
as of 12/31/08 and 12/31/07	7,905	7,905
Additional paid-in capital	39,148	39,068
(Deficit) accumulated during development stage	(48,351)	(13,486)
	(1,298)	33,487

Total liabilities and stockholders’ equity	$15,305	$44,962

The accompanying notes are an integral part of these financial statements.

F2

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Statements of Operations

	For the years ended		September 19, 2006
	December 31,		(Inception) to
	2008	2007	December 31, 2008

Revenue	$540	$-	$540
Cost of goods sold	(545)	-	(545)

Gross profit	(5)	-	(5)

Expenses:
Depreciation expense	266	255	521
Executive compensation	-	-	7,500
General and administrative expenses	31,311	4,233	35,969
Total expenses	31,577	4,488	43,990

Operating loss	(31,582)	(4,488)	(43,995)

Other expenses:
Interest expense	(1,053)	(1,005)	(2,126)
Impairment to inventory	(2,230)	-	(2,230)
Total other expenses	(3,283)	(1,005)	(4,356)

(Loss) before provision for income taxes	(34,865)	(5,493)	(48,351)

Provision for income taxes	-	-	-

Net (loss)	$(34,865)	$(5,493)	$(48,351)

Weighted average number of
common shares outstanding - basic and fully diluted	7,905,000	7,539,945

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Statements of Stockholders’ Equity

				(Deficit)
				Accumulated
	Common Stock		Additional	During	Total
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

October 2006
Donated capital	-	$-	$50	$-	$50

December 2006
Issued for services	7,500,000	7,500	-	-	7,500

December 2006
Warrants issued with note payable	-	-	23	-	23

Net (loss)
For the year ended
December 31, 2006	-	-	-	(7,993)	(7,993)

Balance, December 31, 2006	7,500,000	7,500	73	(7,993)	(420)

November 2007
Issued for cash	405,000	405	40,095	-	40,500

December 2007
Offering costs	-	-	(1,100)	-	(1,100)

Net (loss)
For the year ended
December 31, 2007	-	-	-	(5,493)	(5,493)

Balance, December 31, 2007	7,905,000	7,905	39,068	(13,486)	33,487

July 2008
Donated capital	-	-	80	-	80

Net (loss)
For the year ended
December 31, 2008	-	-	-	(34,865)	(34,865)

Balance, December 31, 2008	7,905,000	$7,905	$39,148	$(48,351)	$(1,298)

The accompanying notes are an integral part of these financial statements.

F4

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Statements of Cash Flows

	For the year ended		September 19, 2006
	December 31,		(Inception) to
	2008	2007	December 31, 2008

Cash flows from operating activities
Net (loss)	$(34,865)	$(5,493)	$(48,351)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	-	-	7,500
Amortization of warrants issued for financing costs	-	22	23
Depreciation	266	255	521
Changes in operating assets and liabilities:
(Increase) in inventory	(2,230)	-	(2,230)
Increase in accounts payable	4,075	-	4,500
Increase in accrued interest	1,053	983	2,103
Net cash (used) by operating activities	(31,701)	(4,233)	(35,934)

Cash flows from investing activities
Purchase of fixed assets	-	(799)	(799)
Net cash (used) by investing activities	-	(799)	(799)

Financing activities
Proceeds received from note payable	-	-	10,000
Donated capital	80	-	130
Issuances of common stock, net	-	39,400	39,400
Net cash provided by financing activities	80	39,400	49,530

Net increase in cash	(31,621)	34,368	12,797
Cash – beginning	44,418	10,050	-
Cash – ending	$12,797	$44,418	$12,797

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services	$-	$-	$7,500
Number of shares issued for services	-	-	7,500,000
Amortization of warrants issued for financing costs	$-	$22	$23

The accompanying notes are an integral part of these financial statements.

F5

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Notes to Financial Statements

Note 1 – History and organization of the company

The Company was organized September 19, 2006 (Date of Inception) under the laws of the State of Nevada as Ricky’s Board Shop, Inc.  The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company.  The Company was initially authorized to issue 100,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $0.001 par value preferred stock.

The business of the Company is to sell outdoor sporting goods and equipment via the Internet.  The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

Note 2 – Accounting policies and procedures

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2008 and 2007.

Concentrations of Risks: Cash Balances
The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Inventory
Inventories consist of merchandise held for sale in the ordinary course of business, including cost of freight and other miscellaneous acquisition costs, and are stated at the lower of cost, or market determined on the first-in-first-out basis.  The Company records a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value.  The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen changes negatively impact the utility of the Company’s inventory, it may be required to record additional write-downs which would negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, the Company may have higher gross margins when products incorporating inventory that was previously written down are sold.

In 2008, management conducted a thorough review of the inventory in all of its product lines.  As a result, a provision for inventory losses of $2,230 was charged against operations in 2008 to write down inventory to its net realizable value.  This was based on the Company’s best estimates of product sales prices and customer demand patterns, and its plans to transition its products.  It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will materially different from the actual amounts or results.  These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

F6

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2008 and 2007.

Revenue recognition
The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Cost of Goods Sold
Cost of goods sold consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with revenues and marketplace business.  The purchase price of the products, outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $545 and $0 during the years ended December 31, 2008 and 2007, respectively.

Advertising costs
The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2008 and 2007.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock warrants were exercised into common stock.  For the years ended December 31, 2008 and 2007, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants on the Company’s net loss.

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

F7

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

General and administrative expenses
The significant components of general and administrative expenses consists of meals and entertainment expenses, legal and professional fees, outside services, office supplies, postage, and travel expenses.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Recent pronouncements
In June 2006, the Financial Accounting Standards Board (:FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on our balance sheet or statement of operations.

In September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108.  SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements.  SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures.  Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial.  We adopted SAB 108 in connection with the preparation of our annual financial statements for the years ended December 31, 2008 and 2007 and found no adjustments necessary.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 1007, and interim periods within those years.  The provisions of SFAS No. 157 are to be applied proactively upon adoption, except for limited specified exemptions.  We are evaluating the requirements of SFAS No. 157 and do not expect the adoption to have a material impact on our balance sheet or statement of operations.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company has adopted SFAS No. 159 beginning March 1, 2008 and is evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

F8

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Recent pronouncements (Continued)
In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($48,351) for the period from September 19, 2006 (inception) to December 31, 2008, and had sales of $540.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

F9

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Notes to Financial Statements

Note 4 – Income taxes

For the years ended December 31, 2008 and 2007, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2008 and 2007, the Company had approximately $48,351 and $40,628 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2026.

The components of the Company’s deferred tax asset are as follows:

	December 31
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$14,505	$12,188
Valuation allowance	(14,505)	(12,188)
Total deferred tax assets	$-	$-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2008 and 2007.

Note 5 – Debt and interest expense

On December 8, 2006, the Company conducted a private offering of debt securities, whereby it secured $10,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon was due December 8, 2007, and is currently past due.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  As of December 31, 2008 and 2007, the Company recorded interest expense of $1,053 and $1,005, respectively, related to the note payable.

In connection with the debt offering, the note-holder was issued warrants to purchase shares of the Company’s par value common stock.  Resultantly, a discount of $23 was attributed to the value of the note, which amount was amortized over a period of 12 months.  Through the year ended December 31, 2007, the full amount of $23 has been amortized and recorded as interest expense related to the warrants.  See note 7 for additional discussion regarding the issuance of warrants.

Note 6 – Stockholders’ equity

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

As of December 31, 2008, there have been no other issuances of common or preferred stock.

F10

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Notes to Financial Statements

Note 7 – Warrants and options

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

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2008 and 2007:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2007	200,000	$0.11
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2007	200,000	$0.11
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2008	200,000	$0.11
Options exercisable at December 31, 2007	200,000	$0.11
Options exercisable at December 31, 2008	200,000	$0.11

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2008:

	STOCK WARRANTS OUTSTANDING
Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.11	200,000	3	$0.11
	200,000	3	$0.11

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.11	200,000	$0.11
	200,000	$0.11

As of December 31, 2008, there were no other warrants or options outstanding to acquire any additional shares of common stock.

F11

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Notes to Financial Statements

Note 8 – Related party transactions

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

F12

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Weaver & Martin, LLC, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2008 Weaver & Martin, LLC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors are elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified.  Officers are appointed by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.  The Board of Directors has no nominating, auditing or compensation committees.

The following table sets forth certain information regarding our executive officers and directors as of the date of this prospectus:

Name	Age	Position	Period of Service(1)

Richard S. Krieger (2)	23	President, CEO and Director	September 2008 – 2009

Kandice Krieger (2)	23	Secretary, Treasurer and Director	September 2008 – 2009

Notes:

1.
Our directors will hold office until the next annual meeting of the stockholders, which shall be held in September of 2009, and until successors have been elected and qualified.  Our officers were appointed by our directors and will hold office until she resigns or is removed from office.

2.
Both Mr. and Mrs. Krieger have obligations to entities other than Ricky’s Board Shop.  We expect both of these individuals to spend approximately 10-20 hours per week on our business affairs.  At the date of this prospectus, Ricky’s Board Shop is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

Background of Directors, Executive Officers, Promoters and Control Persons

Richard Spears Krieger, President: Mr. Krieger attends Spokane Falls Community College, where he is pursuing an associates degree in business management.  He is currently the owner and manager of The Shop, a retail establishment that sells and demonstrates equipment used in board sports.  From 1999 to 2003, Mr. Krieger was employed at the family residential leasing business, Krieger Properties.  He worked on many apartment and rental home remolding projects throughout the Bay area of California, as well as in the Spokane, Washington area.  From 2003 to 2005, Mr. Krieger was a manager at Spokane Alpine Haus in Spokane, Washington.  His duties included sales and customer service related to snow and water sports equipment.

Kandice Krieger, Secretary and Treasurer:  Mrs. Olsen currently owns and operates Suncrest Gourmet Coffee in Nine Mile Falls, Washington.  She is responsible for customer service, as well as all management functions of the restaurant.  From 2006 to 2007, Mrs. Olsen managed Sunrise Espresso in Spokane, Washington where, in addition to her customer service and managerial duties, she learned to service and repair the specialty coffee machines used to prepare all types of coffee drinks.  From 2004 to 2006, she owned her first coffee shop in Spokane, Washington, Coyotte Latte.  Her experience prior to 2004 encompassed customer service and phone sales for Chris Olson Customs in Spokane.

Family Relationships

Mr. Richard Krieger and Mrs. Kandice Krieger are married

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our director and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and director, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our directors perform the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company.

Director Nomination Procedures

Nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.
Whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to our affairs;

2.
Whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
Whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to our current or future business, will add specific value as a Board member; and

4.	Whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2008, we received no recommendation for Directors from our stockholders.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: 2904 E. Francis, Spokane, WA 99208.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2008 and 2007 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Richard Krieger	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0

Kandice Krieger	2008	0	0	0	0	0	0	0	0
Secretary/Treasurer	2007	0	0	0	0	0	0	0	0

Directors' Compensation

Our directors are not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our director for services she provides as a director of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not paid any compensation to our officers, director and employees.  We do not have employment agreements.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.  We do not currently have plans to pay any compensation until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this offering with respect to the beneficial ownership of Ricky’s Board Shop, Inc.’s common stock by all persons known by Ricky’s Board Shop to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to Ricky’s Board Shop’s knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Richard Krieger, President and CEO	7,500,000	94.9%

	All Directors and Officers as a group (1 person)	7,500,000	94.9%

Notes:

1.	The address for Richard Krieger is c/o Ricky’s Board Shop, Inc., 2904 E. Francis, Spokane, WA 99208.

2.
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In December 2006, we issued 7,500,000 shares of $0.001 par value common stock to Richard Krieger, an officer and director, in exchange for services performed valued at $7,500, related specifically to the formation and organization of our corporation, as well as setting forth a business plan and operational objectives.

Richard Krieger, a shareholder, officer and director donated $50 in cash to us.

During 2008, we purchased inventory of $4,925 from a company owned and materially controlled by Richard Kreiger, a shareholder, officer and director.

During 2008, Richard Krieger, an officer and director, donated inventory in the amount of $80.

Additionally, we use office space and services provided without charge by Mr. Krieger.

Director Independence

The Board of Directors has concluded that our directors, Richard Krieger and Kandice Krieger, are not independent in accordance with the director independence standards.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2008 and 2007 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2008	2007

Audit fees	$5,000	$1,800
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$5,000	$1,800

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1)	Incorporated by reference to the Registration Statement on Form S-1 previously filed with the SEC on February 27, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

RICKY’S BOARD SHOP, INC.
(Registrant)

By: /s/ Richard S. Krieger, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Richard S. Krieger	President, CEO and Director	March 30, 2009
Richard S. Krieger

/s/ Kandice Krieger	Chief Financial Officer	March 30, 2009
Kandice Krieger

/s/ Kandice Krieger	Chief Accounting Officer	March 30, 2009
Kandice Krieger