Form 10-Q
period 2009-03-31
RICKY'S BOARD SHOP INC
filed 2009-05-14
CIK 1420046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-149405

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	7,905,000 shares
(Class)	(Outstanding as at May 14, 2009)

RICKY’S BOARD SHOP, INC.

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K, originally filed with the Commission on March 30, 2009.

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$5,825	$12,797
Inventory	2,230	2,230
Total current assets	8,055	15,027

Fixed assets, net of accumulated depreciation of $588
and $521 as of 3/31/09 and 12/31/08, respectively	211	278

	$8,266	$15,305

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$-	$4,500
Accrued interest	2,368	2,103
Note payable	10,000	10,000
Total current liabilities	12,368	16,603

Stockholders’ (deficit)
Common stock, $0.001 par value, 100,000,000 shares
authorized, 7,905,000 shares issued and outstanding
as of 3/31/09 and 12/31/08, respectively	7,905	7,905
Additional paid-in capital	39,148	39,148
(Deficit) accumulated during development stage	(51,155)	(48,351)
	(4,102)	(1,298)

	$8,266	$15,305

The accompanying notes are an integral part of these financial statements.

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Condensed Statements of Operations

	For the three months ended		September 19, 2006
	March 31,		(Inception) to
	2009	2008	March 31, 2009

Revenue	$-	$-	$540
Cost of goods sold	-	-	545

Gross profit	-	-	(5)

Expenses:
Depreciation expense	67	66	588
Executive compensation	-	-	7,500
General and administrative expenses	2,472	8,958	38,441
Total expenses	2,539	9,024	46,529

Operating Loss	(2,539)	(9,024)	(46,534)

Other expenses:
Interest expense	(265)	(262)	(2,391)
Impairment to inventory	-	-	(2,230)
Total other expenses	(265)	(262)	(4,621)

Loss from continuing operations before income taxes	(2,804)	(9,286)	(51,155)

Provision for income taxes	-	-	-

Net (loss)	$(2,804)	$(9,286)	$(51,155)

Weighted average number of
common shares outstanding – basic and fully diluted	7,905,000	7,905,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows

	For the three months ended		September 19, 2006
	March 31,		(Inception) to
	2009	2008	March 31, 2009
Cash flows from operating activities
Net (loss)	$(2,804)	$(9,286)	$(51,155)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	-	-	7,500
Amortization of warrants issued for financing costs	-	-	23
Prepaid expenses and deposits	67	66	588
Changes in operating assets and liabilities:
(Increase) in inventory	-	(4,925)	(2,230)
Increase in accounts payable	(4,500)	-	-
Increase in accrued interest	265	262	2,368
Net cash (used) by operating activities	(6,972)	(13,883)	(42,906)

Cash flows from investing activities
Purchase of fixed assets	-	-	(799)
Net cash provided by investing activities	-	-	(799)

Cash flows from financing activities
Proceeds received from note payable	-	-	10,000
Donated capital	-	-	130
Issuances of common stock, net	-	-	39,400
Net cash provided by financing activities	-	-	49,530

Net (decrease) increase in cash	(6,972)	(13,883)	5,825
Cash – beginning	12,797	44,418	-
Cash – ending	$5,825	$30,535	$5,825

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services – related party	$-	$-	$7,500
Number of shares issued for services – related party	-	-	7,500,000
Amortization of warrants issued for financing costs	$-	$-	$23

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company had a net loss of $51,155 and had minimal sales of $540 for the period from September 19, 2006 (inception) to March 31, 2009.  The future of the Company is dependent upon its ability to obtain additional financing and upon future profitable operations from the development of its new business opportunities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 – Debt and interest expense

On December 8, 2006, the Company conducted a private offering of debt securities, whereby it secured $10,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon was due December 8, 2007, and is currently past due.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  During the three months ended March 31, 2009 and 2008, the Company recorded interest expense of $265 and $262, respectively, related to the note payable.

In connection with the debt offering, the note-holder was issued warrants to purchase shares of the Company’s par value common stock.  Resultantly, a discount of $23 was attributed to the value of the note, which amount was amortized over a period of 12 months.  Through the period ended March 31, 2009, the full amount of $23 has been amortized and recorded as interest expense related to the warrants.  See note 6 for additional discussion regarding the issuance of warrants.

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

As of March 31, 2009, there have been no other issuances of common or preferred stock.

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

The following is a summary of the status of all of the Company’s stock warrants as of the year ended December 31, 2008 and through the three month period ended March 31, 2009:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2008	200,000	$0.11
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2008	200,000	$0.11
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at March 31, 2009	200,000	$0.11
Options exercisable at December 31, 2008	200,000	$0.11
Options exercisable at March 31, 2009	200,000	$0.11

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements

Note 6 – Warrants and options (continued)

The following tables summarize information about stock warrants outstanding and exercisable at March 31, 2009:

	STOCK WARRANTS OUTSTANDING
Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.11	200,000	2.75	$0.11
	200,000	2.75	$0.11

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.11	200,000	$0.11
	200,000	$0.11

As of March 31, 2009, there were no other warrants or options outstanding to acquire any additional shares of common stock.

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

During the three months ended March 31, 2009 and 2008, we did not generate any revenues from sales of our sporting goods.  Since our inception to March 31, 2009, we recorded total revenues in the amount of $540.  In association with sales of our products, we incurred cost of goods sold in the amount of $545 from our inception to March 31, 2009, resulting in a gross loss of $5 during such period.  We have no long-term or guaranteed contracts in place with any customers and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

We incurred a total of $2,539 in expenses during the three month period ended March 31, 2009, consisting of $2,472 in general and administrative expenses and $67 of depreciation expense related to our computer equipment.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  In the comparable three months ended March 31, 2008, we incurred $9,024 in expenses related to $8,958 in general and administrative costs and $66 in depreciation.  Aggregate operating expenses from our inception through March 31, 2009 were $46,529, of which $588 is attributable to depreciation expense, $7,500 in executive compensation paid to Richard Krieger in the form of common stock for services rendered and $38,441 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the year 2006, we secured bridge loan financing in the amount of $10,000, from a non-affiliated third-party, in an effort to finance our start-up operations.  The loan bears an interest rate of 10.5% per annum, calculated annually.  The total amount borrowed, along with any accrued interest, was due December 8, 2007 and is currently past due.  In connection with the debt offering, the note holder was issued warrants to purchase 200,000 shares of our common stock.  The aggregate purchase price is $22,000, or $0.11 per share.  As of the three months ended March 31, 2009 and 2008, interest expense related to the note payable and amortization of the warrants issued for financing costs totaled $265 and $262, respectively.  Since our inception to March 31, 2009, we have incurred an aggregate of $2,391 in interest expense.

During the year ended December 31, 2008, our management reviewed current inventory on hand.  Based on our management’s estimates of customer demand and the market for similar products, we determined it necessary to write down the inventory to its net realizable value.  As a result, on December 31, 2008, we recorded a provision for inventory losses of $2,230.  We did not record any impairment to inventory during the three month periods ended March 31, 2009 and 2008.  Total inventory impairment since our inception to March 31, 2009 is $2,230.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 19, 2006.  During the three months ended March 31, 2009, our net loss totaled $2,804, compared to a net loss of $9,286 in the comparable three month period ended March 31, 2008.  Since our inception, we have accumulated net losses in the amount of $51,155.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through March 31, 2009.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

As of March 31, 2009, we had $5,825 of cash on hand, which our management believes these funds are not sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our total current liabilities of $12,368 are greater in comparison to $8,055 of our total current assets.  We cannot guarantee that we will be able to satisfy our debt and other financial obligations.  Our management expects that we will experience net cash out-flows for the remainder of fiscal year 2009, given developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.

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

Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

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

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

1.
Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2.	Inadequate segregation of duties consistent with control objectives; and

3.	Ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Defaults Upon Senior Securities

On December 8, 2006, we secured bridge loan financing of $10,000 at a rate of 10.5% per annum.  The loan was due in December 2007, and is currently in default.  We recorded total interest expense in the amount of $2,368 through March 31, 2009.  We cannot predict when, if ever, we will be able to remedy this debt obligation in full.

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

RICKY’S BOARD SHOP, INC.
(Registrant)

Signature	Title	Date

/s/ Richard S. Krieger	President and	May 14, 2009
Richard S. Krieger	Chief Executive Officer

/s/ Kandice Krieger	Chief Financial Officer	May 14, 2009
Kandice Krieger

/s/ Kandice Krieger	Chief Accounting Officer	May 14, 2009
Kandice Krieger