Form 10-Q
period 2009-06-30
RICKY'S BOARD SHOP INC
filed 2009-08-07
CIK 1420046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-149405

RICKY’S BOARD SHOP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5605395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9107 N Country Homes Blvd., Suite 1
Spokane, WA 99218-2069	99208
(Address of principal executive offices)	(Zip Code)

(509) 385-3953
(Registrant's telephone number, including area code)

2904 E. Francis
Spokane, WA 99208
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	7,905,000 shares
(Class)	(Outstanding as at August 7, 2009)

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

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$4,985	$12,797
Inventory	2,230	2,230
Total current assets	7,215	15,027

Fixed assets, net of accumulated depreciation of $655
and $521 as of 6/30/09 and 12/31/08, respectively	145	278

	$7,360	$15,305

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$1,000	$4,500
Accrued interest	2,629	2,103
Note payable	10,000	10,000
Total current liabilities	13,629	16,603

Stockholders’ (deficit)
Common stock, $0.001 par value, 100,000,000 shares
authorized, 7,905,000 shares issued and outstanding
as of 6/30/09 and 12/31/08, respectively	7,905	7,905
Additional paid-in capital	39,148	39,148
(Deficit) accumulated during development stage	(53,322)	(48,351)
	(6,269)	(1,298)

	$7,360	$15,305

The accompanying notes are an integral part of these financial statements.

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Condensed Statements of Operations

	Three Months Ended		Six Months Ended		September 19,2006
	June 30,		June 30,		(Inception) to
	2009	2008	2009	2008	June 30, 2009

Revenue	$-	$-	$-	$-	$540
Cost of goods sold	-	-	-	-	(545)

Gross profit	-	-	-	-	(5)

Expenses:
Depreciation expense	67	66	134	133	655
Executive compensation	-	-	-	-	7,500
General and administrative expenses	1,840	8,834	4,312	17,792	48,435
Total expenses	1,907	8,900	4,446	17,925	48,435

Operating loss	(1,907)	(8,900)	(4,446)	(17,925)	(48,435)

Other expenses:
Interest expense	(262)	(262)	(526)	(524)	(2,652)
Impairment to inventory	-	-	-	-	(2,230)
Total other expenses	(262)	(262)	(526)	(524)	(4,882)

(Loss) before provision for income taxes	(2,169)	(9,162)	(4,972)	(18,449)	(53,322)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(2,169)	$(9,162)	$(4,972)	$(18,449)	$(53,322)

Weighted average number of
common shares outstanding – basic and fully diluted	7,905,000	7,905,000	7,905,000	7,905,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows

	For the six months ended		September 19, 2006
	June 30,		(Inception) to
	2009	2008	March 31, 2009
Cash flows from operating activities
Net (loss)	$(4,972)	$(18,449)	$(53,322)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	-	-	7,500
Amortization of warrants issued for financing costs	-	-	23
Prepaid expenses and deposits	134	133	655
Changes in operating assets and liabilities:
(Increase) in inventory	-	(4,925)	(2,230)
Increase in accounts payable	(3,500)	(425)	1,000
Increase in accrued interest	526	524	2,628
Net cash (used) by operating activities	(7,812)	(23,142)	(43,746)

Cash flows from investing activities
Purchase of fixed assets	-	-	(799)
Net cash provided by investing activities	-	-	(799)

Cash flows from financing activities
Proceeds received from note payable	-	-	10,000
Donated capital	-	-	130
Issuances of common stock, net	-	-	39,400
Net cash provided by financing activities	-	-	49,530

Net (decrease) increase in cash	(7,812)	(23,142)	4,985
Cash – beginning	12,797	44,418	-
Cash – ending	$4,985	$21,276	$4,985

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services – related party	$-	$-	$7,500
Number of shares issued for services – related party	-	-	7,500,000
Amortization of warrants issued for financing costs	$-	$-	$23

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company had a net loss of $53,322 and had minimal sales of $540 for the period from September 19, 2006 (inception) to June 30, 2009.  The future of the Company is dependent upon its ability to obtain additional financing and upon future profitable operations from the development of its new business opportunities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 – Debt and interest expense

On December 8, 2006, the Company conducted a private offering of debt securities, whereby it secured $10,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon was due December 8, 2007, and is currently past due.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  During the three months ended June 30, 2009 and 2008, the Company recorded interest expense of $265 and $262, respectively, related to the note payable.

In connection with the debt offering, the note-holder was issued warrants to purchase shares of the Company’s par value common stock.  Resultantly, a discount of $23 was attributed to the value of the note, which amount was amortized over a period of 12 months.  Through the period ended June 30, 2009, the full amount of $23 has been amortized and recorded as interest expense related to the warrants.  See note 6 for additional discussion regarding the issuance of warrants.

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

As of June 30, 2009, there have been no other issuances of common or preferred stock.

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

The following is a summary of the status of all of the Company’s stock warrants as of the year ended December 31, 2008 and through the six month period ended June 30, 2009:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2008	200,000	$0.11
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2008	200,000	$0.11
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at June 30, 2009	200,000	$0.11
Options exercisable at December 31, 2008	200,000	$0.11
Options exercisable at June 30, 2009	200,000	$0.11

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements

Note 6 – Warrants and options (continued)

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2009:

	STOCK WARRANTS OUTSTANDING
Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.11	200,000	2.50	$0.11
	200,000	2.50	$0.11

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.11	200,000	$0.11
	200,000	$0.11

As of June 30, 2009, there were no other warrants or options outstanding to acquire any additional shares of common stock.

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,""expects," "intends,""plans,""anticipates,""estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion

Ricky’s Board Shop, Inc. was incorporated in the State of Nevada on September 19, 2006.  We are a development stage company with the goal of establishing ourselves as an on-line retailer of recreational sports equipment.  We have formed our corporate identity and begun preliminary planning of our proposed web site, published at www.theshopcorp.com.

During the three and six month periods ended June 30, 2009 and 2008, we did not generate any revenues from sales of our sporting goods.  Since our inception to June 30, 2009, we recorded total revenues in the amount of $540.  In association with sales of our products, we incurred cost of goods sold in the amount of $545 from our inception to June 30, 2009, resulting in a gross loss of $5 during such period.  We have no long-term or guaranteed contracts in place with any customers and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

We incurred a total of $1,907 in expenses during the three month period ended June 30, 2009, consisting of $1,840 in general and administrative expenses and $67 of depreciation expense related to our computer equipment.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  In the comparable three months ended June 30, 2008, we incurred $8,900 in expenses related to $8,834 in general and administrative costs and $66 in depreciation.  During the six months ended June 30, 2009, total expenses were $4,446 compared to $17,925 in the comparable six month period ended June 30, 2008.  Aggregate operating expenses from our inception through June 30, 2009 were $48,435, of which $655 is attributable to depreciation expense, $7,500 in executive compensation paid to Richard Krieger in the form of common stock for services rendered and $40,280 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the year 2006, we secured bridge loan financing in the amount of $10,000, from a non-affiliated third-party, in an effort to finance our start-up operations.  The loan bears an interest rate of 10.5% per annum, calculated annually.  The total amount borrowed, along with any accrued interest, was due December 8, 2007 and is currently past due.  In connection with the debt offering, the note holder was issued warrants to purchase 200,000 shares of our common stock.  The aggregate purchase price is $22,000, or $0.11 per share.  As of the three months ended June 30,, 2009 and 2008, interest expense related to the note payable and amortization of the warrants issued for financing costs totaled $262 and $262, respectively.  Since our inception to June 30, 2009, we have incurred an aggregate of $2,652 in interest expense.

During the year ended December 31, 2008, our management reviewed current inventory on hand.  Based on our management’s estimates of customer demand and the market for similar products, we determined it necessary to write down the inventory to its net realizable value.  As a result, on December 31, 2008, we recorded a provision for inventory losses of $2,230.  We did not record any impairment to inventory during the three and six month periods ended June 30, 2009 and 2008.  Total inventory impairment since our inception to June 30, 2009 is $2,230.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 19, 2006.  During the three months ended June 30, 2009, our net loss totaled $2,169, compared to a net loss of $9,162 in the comparable three month period ended June 30, 2008.  In the six months ended June 30, 2009, our net loss was $4,972.  In comparison, our net loss during the year ago six month period ended June 30, 2008 was $18,449.  Since our inception, we have accumulated net losses in the amount of $53,322.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through June 30, 2009.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

As of June 30, 2009, we had $4,985 of cash on hand, which our management believes these funds are not sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our total current liabilities of $13,629 are greater in comparison to $7,215 of our total current assets.  We cannot guarantee that we will be able to satisfy our debt and other financial obligations.  Our management expects that we will experience net cash out-flows for the remainder of fiscal year 2009, given developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.

Generating sales in the next 12 months is important to support our business.  In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $35,000 in sales in the next 12 months.  However, we cannot guarantee that we will generate any sales, let alone achieve that target.  As of the date of this annual report we are a development stage company with no revenues and a limited operational history.  To date, we have been materially unsuccessful in establishing our business and generating adequate brand awareness.  Additionally, the state of the general economy has affected consumers adversely.  Our management has noted significant declining interest in sporting goods and an unwillingness of consumers to spend discretionary cash.  Therefore, we are uncertain our sales goal of $35,000 in fiscal year 2009 will be met.  In such event, our operations will be severely adversely impacted.

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

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

Defaults Upon Senior Securities

On December 8, 2006, we secured bridge loan financing of $10,000 at a rate of 10.5% per annum.  The loan was due in December 2007, and is currently in default.  We recorded total interest expense in the amount of $2,629 through June 30, 2009.  We cannot predict when, if ever, we will be able to remedy this debt obligation in full.

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

RICKY’S BOARD SHOP, INC.
(Registrant)

Signature	Title	Date

/s/ Richard S. Krieger	President and	August 7, 2009
Richard S. Krieger	Chief Executive Officer

/s/ Kandice Krieger	Chief Financial Officer	August 7, 2009
Kandice Krieger

/s/ Kandice Krieger	Chief Accounting Officer	August 7, 2009
Kandice Krieger