Form 10-Q
period 2009-09-30
RICKY'S BOARD SHOP INC
filed 2009-11-16
CIK 1420046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Large accelerated filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	7,905,000 shares
(Class)	(Outstanding as at November 16, 2009)

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

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$1,016	$12,797
Inventory	-	2,230
Total current assets	1,016	15,027

Fixed assets, net of accumulated depreciation of $721
and $521 as of 9/30/09 and 12/31/08, respectively	78	278

	$1,094	$15,305

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$-	$4,500
Accrued interest	2,894	2,103
Note payable	10,000	10,000
Total current liabilities	12,894	16,603

Stockholders’ (deficit)
Common stock, $0.001 par value, 100,000,000 shares
authorized, 7,905,000 shares issued and outstanding
as of 9/30/09 and 12/31/08, respectively	7,905	7,905
Additional paid-in capital	39,148	39,148
(Deficit) accumulated during development stage	(58,853)	(48,351)
	(11,800)	(1,298)

	$1,094	$15,305

The accompanying notes are an integral part of these financial statements.

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Condensed Statements of Operations

	Three Months Ended		Nine Months Ended		September 19,2006
	September 30,		September 30,		(Inception) to
	2009	2008	2009	2008	September 30, 2009

Revenue	$-	$540	$-	$540	$540
Cost of goods sold	-	(545)	-	(545)	(545)

Gross profit	-	(5)	-	(5)	(5)

Expenses:
Depreciation expense	67	67	200	200	721
Executive compensation	-	-	-	-	7,500
General and administrative expenses	2,969	7,177	7,281	24,969	43,250
Total expenses	3,036	7,244	7,481	25,169	51,471

Operating loss	(3,036)	(7,249)	(7,481)	(25,174)	(51,476)

Other expenses:
Interest expense	(265)	(265)	(791)	(788)	(2,917)
Impairment to inventory	(2,230)	-	(2,230)	-	(4,460)
Total other expenses	(2,495)	(265)	(3,021)	(788)	(7,377)

(Loss) before provision for income taxes	(5,531)	(7,514)	(10,502)	(25,962)	(58,853)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(5,531)	$(7,514)	$(10,502)	$(25,962)	$(58,853)

Weighted average number of
common shares outstanding – basic and fully diluted	7,905,000	7,905,000	7,905,000	7,905,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows

	For the nine months ended		September 19, 2006
	September 30,		(Inception) to
	2009	2008	September 30, 2009
Cash flows from operating activities
Net (loss)	$(10,502)	$(25,962)	$(58,853)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	-	-	7,500
Amortization of warrants issued for financing costs	-	-	23
Depreciation	200	200	721
Changes in operating assets and liabilities:
Decrease (Increase) in inventory	2,230	(4,460)	-
(Decrease) Increase in accounts payable	(4,500)	(425)	-
Increase in accrued interest	791	788	2,894
Net cash (used) by operating activities	(11,781)	(29,859)	(47,715)

Cash flows from investing activities
Purchase of fixed assets	-	-	(799)
Net cash provided by investing activities	-	-	(799)

Cash flows from financing activities
Proceeds received from note payable	-	-	10,000
Donated capital	-	80	130
Issuances of common stock, net	-	-	39,400
Net cash provided by financing activities	-	80	49,530

Net (decrease) increase in cash	(11,781)	(29,779)	1,016
Cash – beginning	12,797	44,418	-
Cash – ending	$1,016	$14,639	$1,016

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services – related party	$-	$-	$7,500
Number of shares issued for services – related party	-	-	7,500,000
Amortization of warrants issued for financing costs	$-	$-	$23

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company had a net loss of $58,853 and had minimal sales of $540 for the period from September 19, 2006 (inception) to September 30, 2009.  The future of the Company is dependent upon its ability to obtain additional financing and upon future profitable operations from the development of its new business opportunities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 – Impairment of Assets

During the three month period ended September 30, 2009, management conducted a thorough review of the inventory in all of its product lines.  As a result, a provision for inventory losses of $2,230 was charged against operations in 2009 to write down inventory to its net realizable value.  This was based on the Company’s best estimates of product sales prices and customer demand patterns, and its plans to transition its products.  It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will materially different from the actual amounts or results.  These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements

Note 5 – Debt and interest expense

On December 8, 2006, the Company conducted a private offering of debt securities, whereby it secured $10,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon was due December 8, 2007, and is currently past due.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  During the three months ended September 30, 2009 and 2008, the Company recorded interest expense of $265 and $265, respectively, related to the note payable.

In connection with the debt offering, the note-holder was issued warrants to purchase shares of the Company’s par value common stock.  Resultantly, a discount of $23 was attributed to the value of the note, which amount was amortized over a period of 12 months.  Through the period ended September 30, 2009, the full amount of $23 has been amortized and recorded as interest expense related to the warrants.  See note 6 for additional discussion regarding the issuance of warrants.

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

As of September 30, 2009, there have been no other issuances of common or preferred stock.

Ricky’s Board Shop, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements

Note 7 – Warrants and options

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

The following is a summary of the status of all of the Company’s stock warrants as of the year ended December 31, 2008 and through the nine month period ended September 30, 2009:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2008	200,000	$0.11
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2008	200,000	$0.11
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at September 30, 2009	200,000	$0.11
Options exercisable at December 31, 2008	200,000	$0.11
Options exercisable at September 30, 2009	200,000	$0.11

The following tables summarize information about stock warrants outstanding and exercisable at September 30, 2009:

	STOCK WARRANTS OUTSTANDING
Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.11	200,000	2.25	$0.11
	200,000	2.25	$0.11

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.11	200,000	$0.11
	200,000	$0.11

As of September 30, 2009, there were no other warrants or options outstanding to acquire any additional shares of common stock.

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

Note 9 – Subsequent Events

On October 21, 2009, the Board of Directors authorized and a majority of the stockholders of the Company ratified a forward stock split on a fifteen-for-one basis, resulting in a total of fifteen post-split shares for each pre-split share outstanding, payable on November 16, 2009.

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

Management’s Discussion

Ricky’s Board Shop, Inc. was incorporated in the State of Nevada on September 19, 2006.  We are a development stage company with the goal of establishing ourselves as an on-line retailer of recreational sports equipment.  During the three and nine month periods ended September 30, 2009, we did not generate any revenues from sales of our sporting goods.  During the comparable three and nine month periods ended September 30, 2008, our gross revenues were $540, while cost of goods sold was $545, which resulted in a gross loss of $5.  We attribute our gross loss to the reduced demand for sporting goods, which is dependent upon consumer discretionary income, which in turn had been on the decline since 2007.  Due to economic factors, we were forced to lower sales prices in an effort to generate sales revenues and liquidate inventory.  As a result, we sold our products at a price lower than their associated acquisition costs.

We incurred a total of $3,036 in expenses during the three month period ended September 30, 2009, consisting of $67 of depreciation expense related to our computer equipment and $2,969 in general and administrative expenses.  During the three months ended September 30, 2009, general and administrative expenses consisted primarily of office expenditures, such as supplies, utilities and bank fees, in the amount of $276, as well as accounting ($1,000) and legal and professional fees ($1,694).

In the comparable three months ended September 30, 2008, we incurred $7,244 in expenses related to $7,177 in general and administrative costs and $67 in depreciation.  General and administrative expenses during this period were composed primarily of $6,871 in accounting, legal and professional fees; licenses and permits of $175; and utilities of $131.

Aggregate operating expenses from our inception through September 30, 2009 were $51,471, composed of $721 in depreciation expense, $7,500 in executive compensation paid to Richard Krieger in the form of common stock for services rendered and $43,250 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the year 2006, we secured bridge loan financing in the amount of $10,000, from a non-affiliated third-party, in an effort to finance our start-up operations.  The loan bears an interest rate of 10.5% per annum, calculated annually.  The total amount borrowed, along with any accrued interest, was due December 8, 2007 and is currently past due.  In connection with the debt offering, the note holder was issued warrants to purchase 200,000 shares of our common stock.  The aggregate purchase price is $22,000, or $0.11 per share.  As of the three months ended September 30, 2009 and 2008, interest expense related to the note payable and amortization of the warrants issued for financing costs totaled $265 and $265, respectively.  Since our inception to September 30, 2009, we have incurred an aggregate of $2,917 in interest expense.

During the year ended December 31, 2008 and again as of September 30, 2009, our management reviewed current inventory on hand.  Based on our management’s estimates of customer demand and the market for similar products, we determined it necessary to write down the inventory to its net realizable value.  As a result, we recorded a provision for inventory losses of $2,230 during the three and nine month periods ended September 20, 2009.  Total impairment to inventory since our inception to September 30, 2009 is $4,460.  We did not record any impairment to inventory during the three and six month periods ended June 30, 2009 and 2008.  As a result of the impairment, as of September 30, 2009, we had no saleable inventory on hand.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 19, 2006.  During the three months ended September 30, 2009, our net loss totaled $5,531, compared to a net loss of $7,514 in the comparable three month period ended September 30, 2008.  Since our inception, we have accumulated net losses in the amount of $58,853.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through September 30, 2009.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

As of September 30, 2009, we had $1,016 of cash on hand, which our management believes these funds are not sufficient to continue our operations over the next 12 months.  Our total current liabilities of $12,894 are greater in comparison to $1,016 of our total current assets.  We cannot guarantee that we will be able to satisfy our debt and other financial obligations.  Our management expects that we will experience net cash out-flows for the remainder of fiscal year 2009, given developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.

Our management believes it is imperative that we raise additional capital by issuing either capital stock or debt securities in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was:

Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and enhance our internal controls, we plan to establish a formal audit committee of the Board of Directors.  We are also seeking an at least one additional person to serve as an outside Director, as well as sit on the audit committee, thereby providing oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

Defaults Upon Senior Securities

On December 8, 2006, we secured bridge loan financing of $10,000 at a rate of 10.5% per annum.  The loan was due in December 2007, and is currently in default.  We recorded total interest expense in the amount of $2,917 through September 30, 2009.  We cannot predict when, if ever, we will be able to remedy this debt obligation in full.

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

RICKY’S BOARD SHOP, INC.
(Registrant)

Signature	Title	Date

/s/ Richard S. Krieger	President and	November 16, 2009
Richard S. Krieger	Chief Executive Officer

/s/ Kandice Krieger	Chief Financial Officer	November 16, 2009
Kandice Krieger

/s/ Kandice Krieger	Chief Accounting Officer	November 16, 2009
Kandice Krieger